Form 10-K/A
Thornburg Mortgage Securities Trust 2004-3
filed 2005-03-31
CIK 1304701

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
				        (Amendment No. 1)

During the transmission process a system error occurred which resulted in the ommission for some of the attachments to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 30, 2005. The Registrant hereby amends and restates such annual report on Form 10-K with this Amendment No.1.



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





  EX-99.1 (b)
(logo) PFSJ
PAYNE FALKNER SMITH & JONES, P.C.
Certified Public Accountants



Report of Independent Auditors on Compliance with Requirements of the Uniform Single Attestation Program for Mortgage Bankers



Board of Directors and Stockholder
of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2004, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2004, is fairly stated, in all material respects.

/s/ Payne Falkner Smith & Jones, P.C.

November 10, 2004



10711 Preston Road * Suite 110 * Dallas. TX 75230 * 972 / 404-1226 *
Fax 214 / 363-9980





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105

Independent Accountants' Report

The Board of Directors
First Republic Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ KPMG LLP


March 11, 2005


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
HANCOCK, ASKEW & Co., LLP
Certified Public Accountants
570 EAST YORK STREET
SAVANNAH, GEORGIA 31401



Independent Accountant's Report

Harbourside Mortgage Company,
a division of The Savannah Bank, N. A.
Hilton Head Island, SC 29938

We have examined management's assertion about Harbourside Mortgage Company, a division of The Savannah Bank, N. A.,'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for Harbourside Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence supporting Harbourside Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Harbourside Mortgage Company's compliance with the minimum servicing standards.

Management's assertion disclosed that Harbourside Mortgage Company has not met the minimum servicing standards in regards to custodial bank accounts as of and for the year ended December 31, 2004. Harbourside Mortgage Company's custodial bank account reconciliations were not prepared and reviewed by someone other than the person preparing the reconciliations within forty-five days after the cutoff dates, and they contained reconciling items that were not resolved within ninety calendar days of their original identification.

In our opinion, management's assertion that Harbourside Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 with the exception of the disclosure described in the preceding paragraph, is fairly stated in all material respects.


Respectfully submitted,

/s/ HANCOCK, ASKEW & Co., LLP

Savannah, Georgia
March 16, 2005





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


/s/ Michael W. Young
Michael W. Young
President, Chief Executive Officer and
Chairman of the Board


/s/ Gregory S. Tornquist
Gregory S. Tornquist
Executive Vice President and
Chief Financial Officer


/s/ Stephen W.Gozdan
Stephen W.Gozdan
Senior Vice President and
Chief Operating Officer



PO Box 77400 * Ewing, NJ 08628 * 609-883-3900





  EX-99.2 (b)
(logo) COLONIAL
SAVINGS

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards



November 10, 2004



As of and for the year ended September 30, 2004, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000.



/s/ Jim E. DuBose
Jim E. Dubose
President and Chief Executive Officer


/s/ Ben Dempsey
Ben Dempsey
Senior Vice President and Chief Financial Officer



2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-390-2000 www.colonialsavings.com





  EX-99.2 (c)
(logo)

FIRST REPUBLIC BANK
It's a privilege to serve you

Management Assertion


As of and for the year ended December 31, 2004, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. The Bank had in effect a fidelity bond insurance policy of $15,000,000 for the period from January 1, 2004 through August 11, 2004 and 30,000,000 from August 12, 2004 through December 31, 2004. As of and for the year ended December 31, 2004 the Bank had in effect an errors and omissions insurance policy in the amount of $5,000,000.

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer
March 11, 2005

/s/ Katherine August-deWilde
Katherine August-deWilde
Executive Vice President and Chief Operating Officer
March 11, 2005

/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer
March 11, 2005

/s/Nancy Segreto
Nancy Segreto
Vice President Loan Operations
March 11, 2005

San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego
Los Vegas  New York

III PINE STREET, SAN FRANCISCO, CALIFORNIA 94111, TEL (415) 392-1400 OR
(800) 392-1400, Fax (415) 392-1413
CONVENIENT INTERNET BANKING AT www.FIRSTREPUBLIC.COM * NEW YORK STOCK EXCHANGE SYMBOL MEMBER FDIC





  EX-99.2 (d)
(logo) Harbourside
MORTGAGE



Hancock Askew & Co., LLP
P.O. Box 2486
Savannah, GA 31402


In connection with your examination of our assertion that Harbourside Mortgage Company, a division of The Savannah Bank, N.A., complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly, we make the following representations, which are true to the best of our knowledge and belief in all material respects:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of Harbourside Mortgage Company's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2004, Harbourside Mortgage Company, except as listed in Exhibit A, has complied with the minimum servicing standards.

5. We have disclosed to you all known noncompliance with the minimum servicing standards. This disclosure is documented in the previously noted Exhibit A.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have made the following interpretation of the minimum servicing standard related to... Not applicable. Management has made no interpretations regarding the stated standards.

8. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2004 and March 18, 2005.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2004.


/s/ Edward J. Brown, Jr.
Edward J. Brown, Jr.
President, Harbourside Mortgage Company

/s/ March 2, 2005
March 2, 2005


/s/ Robert B. Briscoe
Robert B. Briscoe
Executive Vice President &
Chief Financial Officer

/s/ 3/2/05
March 2, 2005



23-C Shelter Cove Lane, Suite 200 * P.O. Box 7827 * Hilton Head Island, SC 29938
Phone: 843-341-1200 * Fax: 843-341-1201
A Division of The Savannah Bank, N.A.



(logo) Harbourside
MORTGAGE



Exhibit "A"
to
Management Representation Letter Dated March 2, 2005


Management discloses an exception to the company's compliance with the minimum standards set forth in the USAP, Custodial Bank Accounts for the period ending December 31, 2004.

As of December 31, 2004 reconciliations of the investor DDA accounts were not prepared on a monthly basis and items were not cleared within the timeframes outlined in the minimum standards. As of the attestation date, the company serviced fifty-three loans subject to USAP's minimum standards.

Management asserts that all funds due investors were remitted correctly and collected properly from borrowers. Items not reconciled were due to set-up difficulties within the system. As a result, related reconciling items in the custodial bank accounts as of year-end were differences within the company and not with borrowers or investors. These procedural issues have been corrected through training and supervisory additions.

Management recognizes the importance of compliance with the USAP procedures and, accordingly, has committed to a follow-up USAP Attestation review, focused on the reconcilement exception. This review will be conducted by independent external auditors, and has a scheduled date of completion of no later than June 30, 2005.



23-C Shelter Cove Lane, Suite 200 * P.O. Box 7827 * Hilton Head Island, SC 29938
Phone: 843-341-1200 * Fax: 843-341-1201

A Division of The Savannah Bank, N.A.





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

Certified By: George Schwartz, Sr Vice President, Cenlar, FSB



/s/George Schwartz
Officer

SVP
Title

2/25/05
Date





  EX-99.3 (b)
(logo) COLONIAL
SAVINGS


ANNUAL CERTIFICATE FOR THE
Wells Fargo Bk MN, NA
INVESTOR # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743

In accordance with the Sale and Servicing Agreement for the referenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the
Agreement:

1. As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3.    The insurance policies are fully paid and comply with the Agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5.    All inspections have been made as required by the Agreement.

It is further certified that,

      To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

      EXCEPTIONS: (if any)

      A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any):

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED:/s/Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President DATED: December 31, 2004



2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-390-2000 www.colonialsavings.com

  EX-99.3 (c)
Exhibit "A"


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

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectivelt, have been prepared and filed.

Certified By:
/s/ Nancy Segreto
Nancy Segreto
Officer

Senior Vice President
Title

March 9, 2005
Date





  EX-99.3 (d)
(logo) Harbourside
MORTGAGE



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.

Certified By:


/s/ Edward J Brown
Edward J Brown
SVP The Savannah Bank, NA
March 18, 2005



23-C Shelter Cove Lane, Suite 200 * P.O. Box 7827 * Hilton Head Island, SC 29938
Phone: 843-341-1200 * Fax: 843-341-1201
A Division of The Savannah Bank, N.A





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